Form 10-Q
period 1996-03-31
AHI HEALTHCARE SYSTEMS INC
filed 1996-05-15
CIK 947119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1996

or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _________  to __________

Commission File:  0-26818

AHI HEALTHCARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of
incorporation or organization)

95-4556968
(I.R.S. Employer
Identification No.)

12620 Erickson Avenue, Suite A, Downey, CA
Address of principal executive offices)

90241
(Zip Code)

(310) 803-5333
(Registrant's telephone number, including area code)

________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X]        No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

14,523,041 shares of Common Stock, $.01 par value, as of April 30, 1996


CONTENTS

AHI HEALTHCARE SYSTEMS, INC.



								      Page #
PART I  Financial Information

Item 1.         Financial Statements

		Consolidated balance sheets as of March 31, 1996
		(Unaudited)and December 31, 1995.                          3

		Consolidated statements of operations for the three
		months ended March 31, 1996 and 1995 (Unaudited).          4

		Consolidated statements of cash flows for the three
		months ended March 31, 1996 and 1995 (Unaudited).          5

		Notes to consolidated financial statements
		(Unaudited)--March 31, 1996.                               7

Item 2.         Management's Discussion and Analysis of Financial
		Condition and Results of Operations.                       8

PART II         Other Information

Item 1.         Legal Proceedings                                         14

Item 6.         Exhibits and Reports on Form 8-K                          14

Signatures                                                                15

Exhibit Index                                                             16


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            AHI HEALTHCARE SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                 					      March 31    December 31
						                                        1996          1995
					                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                $27,842,000  $31,608,000
    Accounts receivable, net of allowances    14,427,000   12,639,000
    Due from related parties                     177,000      177,000
    Prepaid expenses                           1,371,000      880,000
    Recoverable and deferred income taxes      2,226,000    1,908,000
Total current assets                          46,043,000   47,212,000

Equipment and property improvements, at cost   7,504,000    6,906,000
Less: accumulated depreciation and
amortization                                  (3,669,000)  (3,412,000)
					       3,835,000    3,494,000
Deposits and other assets                        298,000      422,000
Goodwill and other intangible assets, net     26,416,000   25,128,000
Total assets                                 $76,592,000  $76,256,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued medical claims                     $16,092,000 $15,442,000
  Accounts payable and accrued expenses       12,407,000  11,526,000
  Notes payable, current portion               3,445,000   3,364,000
  Unsecured notes payable to stockholders              -     333,000
Total current liabilities                     31,944,000  30,665,000

Notes payable, less current portion            1,167,000   1,203,000
Contingencies
Stockholders' equity:
  8% cumulative convertible voting preferred
  stock, $.01 par value, 25,000,000 shares
  authorized, none issued                              -           -
  Common stock, $.01 par value, 75,000,000
    shares authorized, 14,523,000 shares
    issued and outstanding at March 31, 1996
    and December 31, 1995                        145,000     145,000
  Additional paid-in capital                  47,753,000  47,753,000
  Accumulated deficit                         (3,923,000) (2,999,000)
  Unamortized deferred compensation expense      (57,000)    (61,000)
  Due from stockholder                          (437,000)   (450,000)
					      43,481,000  44,388,000
Total liabilities and stockholders' equity   $76,592,000 $76,256,000

See accompanying notes.

                      AHI HEALTHCARE SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 					     Three Months Ended
						                                          March 31
					                                       1996         1995

Total operating revenue                  $30,791,000   $24,947,000
Cost of medical services                  23,176,000    19,103,000
Gross margin                               7,615,000     5,844,000
Operating expenses:
  Medical network operating expenses       2,153,000     1,375,000
  General and administrative               4,827,000     2,396,000
  Depreciation and amortization              650,000       441,000
  Network development                      1,740,000     2,056,000
					   9,370,000     6,268,000

Operating loss                            (1,755,000)    (424,000)

Interest income                              377,000       27,000
Interest expense                             (43,000)    (103,000)
Net interest income (expense)                334,000      (76,000)

Loss before income taxes                  (1,421,000)    (500,000)

Income tax benefit                           497,000      173,000

Net loss                                  $ (924,000)  $ (327,000)

Loss per common and common equivalent
  share                                   $    (0.06)  $    (0.03)

Weighted average shares outstanding       14,523,000   10,891,000

See accompanying notes

                       AHI HEALTHCARE SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 					     Three Months Ended
						                                          March 31
                                 					      1996        1995

Operating activities
  Net loss                                $(924,000)   $(327,000)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization           650,000      441,000
    Amortization of deferred compensation
      expense and other                      (7,000)           -
    Changes in operating assets and
    liabilities:
      Accounts receivable                (1,688,000)    (908,000)
      Due from related parties                    -       18,000
      Prepaid expenses                     (491,000)    (192,000)
      Recoverable and deferred income
	taxes                              (318,000)    (549,000)
      Deposits and other assets             124,000      (25,000)
      Accrued medical claims                182,000   (1,079,000)
      Accounts payable and accrued
	expenses                            (94,000)   4,216,000
      Income taxes payable                        -     (172,000)
Net cash provided by (used in)
operating activities                     (2,566,000)   1,423,000

Investing activities
  Purchase of equipment and property
    improvements                           (598,000)    (706,000)
  Acquisitions of affiliates, net of
    cash acquired                                 -   (1,271,000)
Net cash used in investing activities      (598,000)  (1,977,000)

Financing activities
  Receipts on note receivable from
    stockholder                              13,000            -
  Principal payments of notes payable      (615,000)    (101,000)
Net cash used in financing activities      (602,000)    (101,000)

Decrease in cash and cash equivalents    (3,766,000)    (655,000)

Cash and cash equivalents at beginning
  of period                              31,608,000      655,000

Cash and cash equivalents at end of
  period                                $27,842,000    $       -

                      AHI HEALTHCARE SYSTEMS, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

                                   					   Three Months Ended
                                          						March 31
                                   					    1996        1995

Supplemental schedule of noncash investing and financing activities:

Details of businesses acquired in purchase
transactions:
  Fair value of assets acquired          $1,670,000  $13,456,000
  Less:
    Issuance of promissory notes            327,000    1,173,000
    Other liabilities assumed             1,343,000   10,063,000
  Cash paid for acquisitions                      -   (2,220,000)
  Cash of acquired businesses                     -      949,000
  Net cash paid                          $        -  $(1,271,000)

Supplemental disclosure of cash flow
information:
  Interest paid                            $ 44,000    $  80,000
  Income taxes paid                          97,000      650,000

See accompanying notes.


                     AHI HEALTHCARE SYSTEMS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements of AHI Healthcare Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated. Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.    ACQUISITION

Private Physicians Group at Stanford ("PPGS")

	Effective March 1, 1996, the Company, through an Affiliate, purchased PPGS for consideration totaling $327,000, and assumed other liabilities totaling $1,343,000. The purchase price in excess of assets acquired was $1,670,000. PPGS is an independent practice association ("IPA") located in Northern California, and provides services to approximately 2,900 prepaid covered lives through 275 affiliated physicians.

3.    INCOME TAXES

	The Company and all of its affiliated physician networks ("Affiliates") (except Camino Real Medical Group, Inc., which is a C-corporation) operated as Subchapter S corporations through December 31, 1993. Effective January 1, 1994, the Company elected to operate as a C-corporation, while its Affiliates continued to elect S-corporation status through December 31, 1994. Effective January 1, 1995, all except two of the Affiliates, and effective January 1, 1996, all except one of the Affiliates, elected C-corporation status.

4.  CONTINGENCIES

	The Company and its Affiliates are subject to certain legal actions arising in the ordinary course of business, generally related to professional liability, employment-related issues and other business-related claims. In the opinion of management, such actions are either adequately insured or will not have a material adverse effect on the Company's financial position, operating results or working capital.

	The Company is a defendant in a class action securities lawsuit, which asserts that the Company, among other things, artificially inflated the price of its common stock by misleading securities analysts and by failing to disclose in its initial public offering prospectus alleged difficulties it was having with the acquisition of Lakewood Health Plan, Inc. and with two of the Company's contracts with FHP, Inc. The Company intends to vigorously defend this lawsuit. The Company believes that it is adequately insured and does not expect that the outcome of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

	The Company's physician networks contract directly with managed care payors to deliver covered medical benefits and to coordinate all inpatient and outpatient care for enrollees. Generally, each physician network receives a prepaid monthly fee ("capitation payment") from the payor for each enrollee who selects a primary care physician contracting with the physician network as the enrollee's primary care provider. In addition, such contracts typically provide for incentive payments to be paid by the payor to the physician network to encourage the effective utilization of hospital and other medical services ("shared risk pools"). All such medical revenue is in turn assigned to the Company pursuant to an administrative, nonmedical management agreement between the physician network and the Company, but excludes amounts that may not be assigned under applicable law.

	For the quarter ended March 31, 1996, approximately 97% of the Company's total operating revenue related to contracts under which the Company's physician networks received a capitation payment for each covered life in exchange for the responsibility for the provision of specific medical services to assigned enrollees and bonuses under shared risk pools. Payors are increasingly overseeing the provision of and the prices charged for medical services with the goal of reducing costs and lowering reimbursement. The Company's success therefore depends in large part on the effective management of health care costs, including controlling utilization of specialty care physicians and other ancillary providers and purchasing services from third-party providers at competitive prices. Any adjustment downward in capitation payments or shared risk pools caused by the increasing efforts by payors to reduce costs could have a material adverse effect on the Company's operating results.

	The physician networks contract with health care providers to deliver medical services. The cost of medical services provided by the physician networks consists of payments to affiliated primary care, specialty care and ancillary providers. Compensation to such health care providers varies, typically according to the type of provider. Primary care physicians are generally compensated on a capitated basis, receiving a fixed monthly fee for each enrollee selecting such physician, or on a discounted fee-for-service basis when enrollment is low. Specialist and ancillary providers are typically compensated on a discounted fee-for-service basis. Two of the Company's affiliated networks include medical groups owned by the Company. The associated medical and non-medical costs of operating these owned medical groups are also included in cost of medical services.

	Medical network operating expenses consist primarily of salary-related expenses for the provision of medical management services to the physician networks. The majority of costs associated with medical management services fluctuate commensurate with enrollment and the number of contracted providers. These costs consist primarily of claims administration, eligibility management, quality and utilization management, physician credentialing and other costs associated with the Company's National Service Center.

	Network development expenses include all direct and indirect costs associated with the strategic planning, corporate organization, provider and payor contracting and relationship building activities that are required to develop and market a locally integrated managed health care system. Direct costs include incremental costs of Company personnel physically located in new markets prior to commencement of operations and certain incremental administrative costs such as legal, travel and facility expenses. Indirect costs consist of an allocation of expenses associated with existing executive and corporate development staff engaged early in the network development process to conduct market research and assess the operational and strategic opportunities available in the market. The Company defines a network as being "in development" once direct, incremental network development costs have been incurred. Networks are considered operational once network physicians begin accepting enrollees into the network.

	The Company has entered into new markets by acquiring existing physician networks. In such acquisitions, the Company has principally purchased the physician and payor contracts that the network holds; it generally does not purchase the assets or the practices of the independent physicians who contract with the network. These contracts represent significantly all of the assets of the physician network and, accordingly, result in the recording of goodwill on the Company's balance sheet. In addition to the consideration paid in the acquisition, all direct costs associated with these acquisitions are capitalized. In February 1995, the Company acquired The Healthcare Partnership ("THP") in Houston, Texas (which had approximately 40,600 prepaid covered lives at the date of acquisition). The Company has also consummated a number of smaller acquisitions, including the March 1996 acquisition of Private Physician Group at Stanford ("PPGS") in Northern California (which had approximately 2,900 prepaid covered lives at the date of acquisition).

	In addition to network acquisitions, the Company may also enter into management agreements in connection with fee-based network development projects. Although the Company continues to pursue acquisitions and other opportunities, there can be no assurance that the Company will be able to capitalize successfully on such opportunities or that such opportunities will be available to the Company in the future.

	The Company's acquisition and development strategy has had, and will continue to have, significant revenue and cost implications. This is due to a number of factors, including market conditions outside of the Company's base Southern California market requiring more administrative costs, costs of building infrastructure and the inherently delayed timing of revenue increases and cost decreases after building networks or acquiring struggling networks.

	The Company's operating results are subject to quarter-to-quarter fluctuations. Quarterly results may be affected by the timing and amount of costs associated with the Company's development and acquisition of physician networks (as discussed above), by adverse trends in the cost of
medical services, and by other operational or external factors.   The
Company has made acquisitions of underperforming companies with significantly higher costs of medical services as a percentage of revenue, and there can be no assurance that the Company's acquisitions will not adversely affect the Company's results of operations or cause significant quarterly fluctuations and/or adjustments. Quarterly results may also be affected by significant differences between actual and estimated amounts receivable or payable related to payor shared risk pool arrangements and provider "incurred but not reported" claims ("IBNR"), which are adjusted periodically as settlements are made in the case of shared risk pools or as actual claims are paid in the case of IBNR. In addition, movements of enrollees, particularly during periods of open enrollment for HMOs, could impact quarterly results. Quarterly results have in the past been subject to fluctuations and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period. As a result of the various costs associated with the Company's expansion strategies, the Company expects to report a net loss through at least the second quarter of 1996.

	The Department of Corporations ("DOC"), the regulatory body for all managed care plans in the State of California, and the Company have recently discussed whether, under the DOC's current regulatory interpretation, the Company's operations in California, as currently conducted, meet the definition of a health service plan. As a result of such discussions, the Company voluntarily determined to commence the process of preparing, through a wholly-owned subsidiary, an application for restricted licensure as a Knox-Keene health care service plan for its California operations. The restricted license, if granted, would allow for the direct receipt of capitation payments for hospital and medical professional services, but would not allow the marketing of a health care service plan to employers and subscribers. The Company may be required to restructure its California business operations (which, if such license is not granted, could result in a reduction of revenue) and/or incur additional administrative costs in the future to meet applicable regulatory requirements, including the tangible net equity requirements pursuant to DOC regulations, which could restrict the Company's ability to transfer funds and pay dividends. Although the Company expects the licensure process to have no material impact on its operations, there can be no assurance that the DOC will not impose requirements adverse to the Company's business.

Other Operating Data

	The following table sets forth certain operating data as of March 31, 1996 and 1995.

                                          						     March 31
                                          						1996          1995

Affiliated physicians:
  Primary care                                  2,062         1,364
  Specialists                                   4,884         3,432
    Total                                       6,946         4,796

Number of physician networks:
  Operational                                      41            14
  In development                                   52            62
    Total                                          93            76

Number of payor contracts                         223           174

Prepaid covered lives by product type:
  Commercial                                  155,757       140,261
  Senior                                       23,145        24,485
  Medicaid                                      7,076         4,641
    Total                                     185,978       169,387

Prepaid covered lives by market:
  California                                  130,268       126,669
  Texas                                        54,669        42,718
  Southeast                                     1,041             -
    Total                                     185,978       169,387

Results of  Operations

The following table sets forth consolidated statements of operations data expressed as a percentage of total operating revenue for the three months ended March 31, 1996 and 1995.

                                         						Three Months Ended
                                           				     March 31
                                          					1996          1995
                                   					      (% of total operating
                                          						     revenue)

Total operating revenue                        100.0         100.0
Cost of medical services                        75.3          76.6
Gross margin                                    24.7          23.4

Operating expenses:
  Medical network operating expenses             7.0           5.5
  General and administrative                    15.7           9.6
  Depreciation and amortization                  2.1           1.8
  Network development                            5.6           8.2
                                          						30.4          25.1

Operating loss                                  (5.7)         (1.7)

Interest income                                  1.2           0.1
Interest expense                                (0.1)         (0.4)
Net interest income (expense)                    1.1          (0.3)

Loss before income taxes                        (4.6)         (2.0)

Income tax benefit                               1.6           0.7

Net loss                                        (3.0)         (1.3)

First Quarter Ended March 31, 1996 Compared to First Quarter Ended March
31, 1995

	Total operating revenue increased 23.4% to $30.8 million for the first quarter of 1996 from $24.9 million for the first quarter of 1995. The Company operated and managed 27 additional physician networks and contracted with 2,150 additional physicians at March 31, 1996 compared with March 31, 1995. Total operating revenue increased primarily due to a 28.0% increase in the average number of covered lives. Average covered lives increased 39,660 to 181,083 for the first quarter of 1996 from 141,423 for the first quarter of 1995. Of this increase, 25,147 average covered lives, or 17.8%, were a result of increased enrollment in existing networks and acquired networks since acquisition, and 14,513 average covered lives, or 10.2%, were in acquired networks at the date of acquisition. Covered lives at March 31, 1996 increased 9.8% to 185,978 from 169,387 at March 31, 1995. During the first quarter of 1996, the Company experienced a product mix change in favor of commercial covered lives as a percentage of total covered lives. At March 31, 1996, commercial covered lives as a percentage of total covered lives increased 1.0% to 83.8% from 82.8% at March 31, 1995. The Company earns less revenue per covered life under commercial plans compared with senior plans.

	Cost of medical services increased 21.3% to $23.2 million for the first quarter of 1996 from $19.1 million for the first quarter of 1995. As a percentage of total operating revenue, cost of medical services decreased 1.3% to 75.3% for the first quarter of 1996 from 76.6% for the first quarter of 1995. This decrease resulted primarily from a significant decrease in the cost of medical services as a percentage of total operating revenue in the THP physician network, where utilization and cost management systems have been implemented since THP's acquisition by the Company in 1995.

	Medical network operating expenses increased 56.6% to $2.2 million for the first quarter of 1996 from $1.4 million for the first quarter of
1995.   As a percentage of total operating revenue, medical network operating expenses increased 1.5% to 7.0% in the first quarter of 1996 from 5.5% in the first quarter of 1995. The Company is experiencing higher claims administration and medical management costs as it expands outside of its base Southern California market. This is primarily related to different billing patterns of physicians in other regions of the country due to fewer primary care and specialty physicians being reimbursed on a capitated basis prior to achieving critical mass. Affiliated primary care and specialty physicians totaled 6,946 and 4,796 at March 31, 1996 and 1995, respectively.

	General and administrative expenses increased 101% to $4.8 million for the first quarter of 1996 from $2.4 million in the first quarter of 1995. As a percentage of total operating revenue, general and administrative expenses increased 6.1% to 15.7% for the first quarter of 1996 from 9.6% for the first quarter of 1995. The increase in these expenses as a percentage of total operating revenue was primarily related to additional investment in infrastructure to support the Company's current and future growth, as well as the conversion of networks in development to operational networks. Operational networks totaled 41 at March 31, 1996 compared with 14 at March 31, 1995. Until critical mass is achieved in these newly operational markets, such increases will result in an increase in overall general and administrative expenses as a percentage of revenue. In addition, the increase in general and administrative expenses reflects increased costs associated with being a public company.

	Depreciation and amortization increased 47.4% to $650,000 for the first quarter of 1996 from $441,000 for the first quarter of 1995. The increase of these expenses was primarily due to additional amortization of goodwill associated with the Company's acquisitions completed in 1995. These expenses also increased due to additional depreciation related to recent equipment purchases.

	Network development expenses decreased 15.4% to $1.7 million for the quarter ended March 31, 1996 from $2.1 million for the first quarter of 1995. These expenses decreased primarily due to the conversion of developmental networks into operational networks during the period. Physician networks in development decreased to 52 at March 31, 1996 compared with 62 at March 31, 1995.

	Net interest income was $334,000 for the first quarter of 1996 compared with net interest expense of $76,000 for the first quarter of 1995. The Company realized net interest income in the first quarter of 1996 primarily due to interest earned on the net proceeds from the initial public offering.

Liquidity and Capital Resources

	The Company requires capital primarily to develop and acquire physician networks and to fund working capital. Capitation arrangements positively impact the Company's cash flow because the physician networks receive capitation revenue prior to incurring costs associated with services provided under payor agreements. Partially offsetting this, the Company's shared risk pool arrangements negatively impact cash flow due to the fact that settlements in connection with these arrangements are typically not collected until 150 days following the end of the period in which they were accrued. Since inception through the date the Company entered into the Bank Facility (as defined), the Company financed its operations primarily through internally generated funds.

	For the quarter ended March 31, 1996, the Company used $2.6 million in its operating activities. The use of cash in operating activities resulted primarily from (i) a net loss of $924,000 (including $1.7 million spent on network development activities), offset by $650,000 of depreciation and amortization, (ii) a $1.7 million increase in accounts receivable primarily from the Company's shared-risk and stop-loss arrangements, (iii) a $318,000 increase in income tax balances, (iv) a $491,000 increase in prepaid expenses and (v) a $94,000 decrease in accounts payable and accrued expenses, offset by (vi) a $182,000 increase in accrued medical claims and (vii) a $124,000 decrease in deposits and other assets. For the quarter ended March 31, 1996, the Company's investing activities included $598,000 of cash used for equipment purchases and its financing activities used $615,000 of cash for principal payments of notes payable.

	In May 1995, the Company obtained a two-year revolving line of credit bank facility (the "Bank Facility"), with a maximum borrowing limit of $11.5 million which was increased in August 1995 to $15.0 million. As of March 31, 1996, the Company had $12.1 million available under the Bank Facility (represented by the total Bank Facility less a $2.9 million letter of credit securing a promissory note issued in connection with an acquisition). Interest is payable on borrowings under the Bank Facility at the bank's prime rate plus .25% per annum or, at the Company's option, LIBOR plus 2.50%. Borrowings under the Bank Facility are secured by the Company's accounts receivable and certain equipment. The Bank Facility contains certain financial covenants and restrictions on the Company's ability to engage in certain actions. At June 30, 1995 and from October 31, 1995 through December 31, 1995, the Company was in default on its cash flow coverage ratio and obtained waivers from the Bank Facility lenders on August 21, 1995 and February 20, 1996, respectively, extending to all periods through March 30, 1996.
Effective March 31, 1996, the Bank Facility was amended to revise the definitions of cash flow and debt in the computation of the cash flow coverage and debt coverage ratios. With this amendment, the Company is currently in full compliance with all covenants under the Bank Facility.

	On September 29, 1995, the Company sold 3,600,000 shares of common stock for net proceeds of approximately $44.5 million. As of March 31, 1996, the Company has $27.8 million of cash and cash equivalents and $12.1 million available under the Bank Facility. The Company believes that existing cash balances and amounts available under the Bank Facility will be sufficient to finance its operations through at least the end of 1997.

Information Regarding Forward-Looking Statements

	This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. All forward-looking statements
involve risks and uncertainties.   Although the Company believes that
its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations. Factors which could cause actual results to differ from expectations include, among other things, the difficulty in increasing and managing growth in covered lives, controlling and estimating health care costs, estimating revenue from shared-risk arrangements, as well as the possible negative effects of the health care regulatory environment and the effects of competition. For other risk factors which may cause actual results to materially differ from expectations and underlying assumptions, refer to the Registration Statement on Form S-1 and periodic reports, including the Annual Report on Form 10-K for the year ended December 31, 1995, filed by the Company with the Securities and Exchange Commission.


PART II OTHER INFORMATION

Item 1. Legal Proceedings

	The Company and its Affiliates are subject to certain legal actions arising in the ordinary course of business, generally related to professional liability, employment-related issues and other business-related claims. In the opinion of management, such actions are either adequately insured or will not have a material adverse effect on the Company's financial position, operating results or working capital.

	The Company is a defendant in a class action securities lawsuit entitled In re AHI Healthcare Systems, Inc. Securities Litigation filed in the United States District Court for the Central District of California, Western Division. The plaintiffs initially filed three separate suits against the Company, certain of its officers and directors and its securities underwriters on December 20, 1995.
Pursuant to an order of the Court, the plaintiffs filed a Consolidated Amended Class Action Complaint on February 26, 1996. The suit asserts that the Company, among other things, artificially inflated the price of its common stock by misleading securities analysts and by failing to disclose in its initial public offering prospectus (the "Prospectus") alleged difficulties with the acquisition of Lakewood Health Plan, Inc. and with two of the Company's payor contracts with FHP, Inc. The plaintiffs seek unspecified damages on behalf of the stockholders who purchased the Company's common stock between September 28, 1995 and December 19, 1995.

	On March 8, 1996, the plaintiffs moved for class certification. The Court certified the class on April 29, 1996. In addition, on April 11, 1996, the Company filed a Motion for Partial Summary Judgment seeking dismissal of all of the plaintiffs' claims based on alleged material misrepresentations or omissions in the Prospectus. This motion will not be heard until at least July 1997.

	The Company intends to vigorously defend this lawsuit. The Company believes that it is adequately insured and does not expect that the outcome of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K.

	(a)     Exhibits

		Exhibit No.     Description

			10.1 Employment Agreement dated as of December 27, 1995 between the Company and Luis M. Artime.

		27       Financial Data Schedule.

	(b)     Reports on Form 8-K

		None.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					AHI HEALTHCARE SYSTEMS, INC.


Date:    May 14, 1996             /s/  LEONARDO A. BEREZOVSKY, M.D.
                                  					Chairman of the Board and Chief
				                                   Executive Officer (Principal
                                   				Executive Officer)


Date:    May 14, 1996             /s/  H.R. BRERETON BARLOW
		                                  			Chief Financial Officer and
                                       Senior Vice President (Principal
                                  					Financial Officer and Principal
                                  					Accounting Officer)


EXHIBIT INDEX

Exhibit
Number                                   Description

10.1               Employment Agreement dated as of December 27, 1995
              		   between the Company and Luis Artime

27                 Financial Data Schedule