Form 10-Q
period 1996-06-30
AHI HEALTHCARE SYSTEMS INC
filed 1996-08-14
CIK 947119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act 	of 1934
For the quarterly period ended June 30, 1996

or

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act 	of 1934
For the transition period from _________  to __________

Commission File:  0-26818

AHI HEALTHCARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

          Delaware                                     95-4556968
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

12620 Erickson Avenue, Suite A, Downey, CA             90241
 (Address of principal executive offices)            (Zip Code)

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

14,523,041 shares of Common Stock, $0.01 par value, as of July 31, 1996




CONTENTS

AHI HEALTHCARE SYSTEMS, INC.


                                                                    Page #

PART I		Financial Information

Item 1.  		Financial Statements

		Consolidated Balance Sheets as of June 30, 1996 (Unaudited) and
		December 31, 1995.							                                               3

		Consolidated Statements of Operations for the Second Quarter and
		Six Months ended June 30, 1996 and 1995 (Unaudited).			                 4

		Consolidated Statements of Cash Flows for the Six Months ended
		June 30, 1996 and 1995 (Unaudited).	                           				     5

		Notes to Consolidated Financial Statements (Unaudited)--June 30, 1996.	 7

Item 2.		Management's Discussion and Analysis of Financial Condition and
		Results of Operations.			                                      				     8

PART II	Other Information

Item 1.    	Legal Proceedings                                             16

Item 4.     Submission of Matters to a Vote of Security-Holders           16

Item 6.     Exhibits and Reports on Form 8-K                              16

Signatures                                                                17

Exhibit Index                                                             18

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AHI HEALTHCARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

                                         June 30            December 31
                                          1996                1995
                                        (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents            $24,723,000          $31,608,000
  Accounts receivable, net of
    allowances                          13,801,000           12,639,000
  Due from related parties                 159,000              177,000
  Prepaid expenses                         841,000              880,000
  Recoverable and deferred income
    taxes                                2,238,000            1,908,000
Total current assets                    41,762,000           47,212,000

Equipment and property improvements,
  at cost                                8,831,000            6,906,000
Less: accumulated depreciation and
  amortization                          (3,964,000)          (3,412,000)
                                         4,867,000            3,494,000
Deposits and other assets                  350,000              422,000
Goodwill and other intangible assets,
  net                                   26,105,000           25,128,000
Total assets                           $73,084,000          $76,256,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued medical claims               $19,072,000          $15,442,000
  Accounts payable and accrued
    expenses                            13,052,000           11,526,000
  Notes payable, current portion         3,361,000            3,364,000
  Unsecured notes payable to
    stockholders               				              -              333,000
Total current liabilities               35,485,000           30,665,000
Notes payable, less current portion      1,130,000            1,203,000
Contingencies
Stockholders' equity:
  8% cumulative convertible voting
    preferred stock, $0.01 par value,
    25,000,000 shares authorized,
    none issued                                  -                    -
  Common stock, $0.01 par value,
    75,000,000 shares authorized,
    14,523,000 shares issued and
    outstanding at June 30, 1996 and
    December 31, 1995                      145,000              145,000
  Additional paid-in capital            47,753,000           47,753,000
  Accumulated deficit                  (10,951,000)          (2,999,000)
  Unamortized deferred compensation
    expense                                (54,000)             (61,000)
  Due from stockholder                    (424,000)            (450,000)
                                        36,469,000           44,388,000
Total liabilities and stockholders'
  equity                               $73,084,000          $76,256,000
See accompanying notes.

3

AHI HEALTHCARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             Second Quarter Ended       Six Months Ended
                                  June 30                   June 30
                              1996        1995          1996         1995
Total operating revenue     $28,420,000   $29,494,000  $59,211,000  $54,441,000

Cost of medical services     25,861,000    24,088,000   49,037,000   43,191,000

Gross margin                  2,559,000     5,406,000   10,174,000   11,250,000

Operating expenses:
  Medical network operating
    expenses                  2,371,000     1,604,000    4,524,000    2,979,000
  General and administrative  5,952,000     2,670,000   10,779,000    5,066,000
  Depreciation and
    amortization                591,000       539,000    1,241,000      980,000
  Network development           940,000     2,315,000    2,680,000    4,371,000
                              9,854,000     7,128,000   19,224,000   13,396,000
Loss from operations         (7,295,000)   (1,722,000)  (9,050,000)  (2,146,000)

Interest income                 311,000        19,000      688,000       46,000
Interest expense                (44,000)     (132,000)     (87,000)    (235,000)
Net interest income (expense)   267,000      (113,000)     601,000     (189,000)

Loss before income tax benefit(7,028,000)  (1,835,000)  (8,449,000)  (2,335,000)

Income tax benefit                    -     1,046,000      497,000    1,219,000

Net loss                    $(7,028,000)   $ (789,000) $(7,952,000) $(1,116,000)

Net loss per share          $     (0.48)   $    (0.07) $     (0.55) $     (0.10)

Pro forma net loss         $ (7,028,000)  $(1,051,000) $(7,952,000) $(1,378,000)

Pro forma net loss per share$     (0.48)   $    (0.10) $     (0.55) $     (0.13)

Weighted average shares
  outstanding                14,523,000    10,912,000   14,523,000   10,901,000

See accompanying notes.

4

AHI HEALTHCARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
                                                       June 30
                                                1996             1995
Operating activities
 Net loss                                     $ (7,952,000)     $ (1,116,000)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                 1,241,000           980,000
   Amortization of deferred compensation
    expense and other                               11,000                 -
   Changes in operating assets and liabilities:
    Accounts receivable                         (1,062,000)       (1,644,000)
    Due from related parties                        18,000            25,000
    Prepaid expenses                                39,000          (793,000)
    Recoverable and deferred income taxes         (330,000)       (1,267,000)
    Deposits and other assets                       72,000            (8,000)
    Accrued medical claims                       3,162,000        (2,867,000)
    Accounts payable and accrued expenses          551,000         3,232,000
    Income taxes payable                                 -          (810,000)
Net cash used in operating activities           (4,250,000)       (4,268,000)

Investing activities
  Purchases of equipment and property
   improvements                                 (1,925,000)       (1,095,000)
  Acquisitions of affiliates, net of
   cash acquired                                         -        (2,764,000)
Net cash used in investing activities           (1,925,000)       (3,859,000)

Financing activities
  Cash received on note receivable
   from stockholder                                 26,000                 -
  Proceeds from issuance of notes payable
   and Bank Facility borrowings                                    9,495,000
  Principal payments of notes payable             (736,000)       (1,407,000)
Net cash provided by (used in)
  financing activities                            (710,000)        8,088,000

Decrease in cash and cash equivalents           (6,885,000)          (39,000)

Cash and cash equivalents at beginning
  of period                                     31,608,000           655,000

Cash and cash equivalents at end of period     $24,723,000       $   616,000
AHI HEALTHCARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
                                                     Six Months Ended
                                                          June 30
                                                   1996                1995
Supplemental schedule of noncash
  investing and financing activities:
    Stockholder note receivable issued
      in connection with common stock
      issuance                                 $         -          $450,000

Details of businesses acquired in purchase
  transactions:
    Fair value of assets acquired               $1,670,000       $17,196,000
    Less:
      Issuance of promissory notes                 327,000            70,000
      Other liabilities assumed                  1,343,000        13,413,000
    Cash paid for acquisitions                           -        (3,713,000)
    Cash of acquired businesses                          -           949,000
    Net cash paid                              $         -       $(2,764,000)

Supplemental disclosure of cash flow
  information:
    Interest paid                              $    88,000       $   182,000
    Income taxes paid                              103,000           950,000

See accompanying notes.

AHI HEALTHCARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of AHI Healthcare Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated. Operating results for the second quarter and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

3.  CONTINGENCIES

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

	For the six months ended June 30, 1996, approximately 97% of the Company's total operating revenue related to contracts under which the Company's physician networks received a capitation payment for each covered life in exchange for the responsibility for the provision of specific medical services to assigned enrollees and bonuses under shared risk pools. Payors are increasingly overseeing the provision of and the prices charged for medical services with the goal of reducing costs and lowering reimbursement.
The Company's success therefore depends in large part on the effective management of health care costs, including controlling utilization of specialty care physicians, other ancillary providers, inpatient services and services from third-party providers at competitive prices. Any adjustment downward in capitation payments or shared risk pools caused by the increasing efforts by payors to reduce their costs could have a material adverse effect on the Company's operating results.

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

	Network development expenses include direct and indirect costs associated with the strategic planning, corporate organization, provider and payor contracting and relationship building activities that are required to develop and market a locally integrated managed health care system. Direct costs include incremental costs of Company personnel physically located in new markets prior to commencement of operations and certain incremental administrative costs such as legal, travel and facility expenses. Indirect costs consist of an allocation of expenses associated with existing executive and corporate development staff engaged early in the network development process to conduct market research and assess the operational and strategic opportunities available in the market. The Company defines a network as being "in development" once direct, incremental network development costs have been incurred. Networks are considered operational once network physicians begin accepting enrollees into the network.

	The Company has also entered into new markets by acquiring existing physician networks. In such acquisitions, the Company has principally purchased the physician and payor contracts that the network holds; it generally does not purchase the assets or the practices of the independent physicians who contract with the network. These contracts represent significantly all of the assets of the physician network and, accordingly, result in the recording of goodwill on the Company's balance sheet. In addition to the consideration paid in the acquisition, all direct costs associated with these acquisitions are capitalized. In August 1994, the Company acquired Camino Real Medical Group ("CRMG") in Northern California (which had approximately 28,000 prepaid covered lives at the date of acquisition) and in February 1995, the Company acquired The Healthcare Partnership ("THP") in Houston, Texas (which had approximately 40,600 prepaid covered lives at the date of acquisition). In March 1996, the Company acquired Private Physician Group at Stanford ("PPGS") in Northern California (which had approximately 2,900 prepaid covered lives at the date of acquisition). Although the Company continues to pursue acquisitions and other opportunities, there can be no assurance that the Company will be able to capitalize successfully on such opportunities or that such opportunities will be available to the Company in the future.

	The Company's acquisition and development strategy has had, and will continue to have, significant revenue and cost implications. This is due to a number of factors, including market conditions outside of the Company's base Southern California market requiring more administrative costs, costs of building infrastructure and the inherently delayed timing of revenue increases and cost decreases after developing networks or acquiring networks with higher medical costs.

	The Company's operating results are subject to quarter-to-quarter fluctuations. Quarterly results may be affected by the timing and amount of costs associated with the Company's development and acquisition of physician networks (as discussed above), by adverse trends in the cost of medical services, and by other operational or external factors, including the movement of enrollees, particularly during periods of open enrollment for HMOs. The Company has made acquisitions of underperforming companies with significantly higher costs of medical services as a percentage of revenue, and there can be no assurance that the Company's acquisitions, including future acquisitions, will not adversely affect the Company's results of operations or cause significant quarterly fluctuations and/or adjustments. Quarterly results may also be affected by significant differences between actual and estimated amounts receivable or payable related to payor "shared risk" pool arrangements and provider "incurred but not reported" claims ("IBNR"), which are adjusted periodically as settlements are made in the case of shared risk pools or as actual claims are paid in the case of IBNR. The Company has noted a recent industry trend of increasing health care costs, particularly in fee-for-service arrangements.

	  Quarterly results have in the past been subject to fluctuations and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period.  The Company expects to report a net loss through at least the fourth quarter of 1996.

	On July 2, 1996, pursuant to discussions with the California Department of Corporations ("DOC"), the regulatory body for all managed care plans in the State of California, the Company, through a wholly-owned subsidiary, filed an application for restricted licensure as a Knox-Keene health care service plan for its California operations. The restricted license, if granted, would allow for the direct receipt of capitation payments for hospital and medical professional services, but would not allow the marketing of a health care service plan to employers and subscribers. The Company may be required to restructure its California business operations (which, if such license is not granted, could result in a reduction of revenue) and/or incur additional administrative costs in the future to meet applicable regulatory requirements, including the tangible net equity requirements pursuant to DOC regulations, which could restrict the Company's ability to transfer funds and pay dividends. Although the Company does not expect the licensure process to have a material impact on its operations, there can be no assurance that the DOC will not impose requirements adverse to the Company's business.

Other Operating Data

	The following table sets forth certain operating data as of June 30, 1996 and 1995.

                                                    June 30
                                             1996             1995
Affiliated physicians:
  Primary care                               2,166            1,645
  Specialists                                5,088            3,474
Total                                        7,254            5,119

Number of physician networks:
  Operational                                   48               19
  In development                                45               73
Total                                           93               92

Number of payor contracts                      250              138

Prepaid covered lives by product type:
  Commercial                               159,826          144,567
  Senior                                    23,205           25,011
  Medicaid                                   6,632            5,093
Total                                      189,663          174,671

Prepaid covered lives by region:
  California                               129,045          130,433
  Texas                                     56,147           44,238
  Southeast                                  4,471                -
Total                                      189,663          174,671

Results of  Operations
The following table sets forth consolidated statements of operations data expressed as a percentage of total operating revenue for the second quarter and six months ended June 30, 1996 and 1995.

                                 Quarter Ended           Six Months Ended
                                    June 30                   June 30
                           1996             1995        1996          1995
                                    (% of total operating revenue)
Total operating revenue     100.0            100.0       100.0         100.0

Cost of medical services     91.0             81.7        82.8          79.3

Gross margin                  9.0             18.3        17.2          20.7

Operating expenses:
  Medical network operating
    expenses                  8.3              5.4         7.6           5.5
  General and administrative 20.9              9.1        18.2           9.3
  Depreciation and
    amortization              2.2              1.8         2.1           1.8
  Network development         3.3              7.8         4.5           8.0
                             34.7             24.1        32.4          24.6
Loss from operations        (25.7)            (5.8)      (15.2)         (3.9)

Interest income               1.2              0.0         1.2           0.1
Interest expense             (0.2)            (0.3)       (0.2)         (0.4)
Net interest income (expense) 1.0             (0.3)        1.0          (0.3)

Loss before income taxes    (24.7)            (6.1)      (14.2)         (4.2)

Income tax benefit            0.0              3.6         0.8           2.2

Net loss                    (24.7)            (2.5)      (13.4)         (2.0)

Pro forma net loss (1)      (24.7)            (3.6)      (13.4)         (2.5)
___________

<FN1> Pro forma net loss has been determined assuming the Company and its affiliated physician networks had been taxed as C-corporations for all periods presented.

Second Quarter Ended June 30, 1996 Compared with the Second Quarter Ended June 30, 1995

	Total operating revenue decreased 3.6% to $28.4 million for the second quarter of 1996 from $29.5 million for the second quarter of 1995. The decrease in total operating revenue was primarily due to a change in reserves which reduced the Company's risk share revenue by $2.2 million. This reduction in risk share revenue was related to higher than expected hospital-based costs under certain of the Company's payor contracts. Because of the Company's recent experience with higher than expected hospital-based costs under certain payor contracts, the Company may record less risk share revenue in the future.

	Although risk share revenue decreased in the second quarter of 1996 compared with the same period in 1995, the Company experienced an increase in revenue under capitation arrangements.  This increase in capitation revenue was primarily due to a 9.0% increase in the average number of covered lives.
Average covered lives increased 15,428 to 187,525 for the second quarter of
1996 from 172,097 for the second quarter of 1995.  Of this increase, 12,488 average covered lives, or 7.3%, were a result of increased enrollment in existing networks and acquired networks since acquisition, and 2,940 average covered lives, or 1.7%, were in an acquired network at the date of acquisition.  Total covered lives at June 30, 1996 increased 8.6% to 189,663 from 174,671 at June 30, 1995.

	Cost of medical services increased 7.4% to $25.9 million for the second quarter of 1996 from $24.1 million for the second quarter of 1995. As a percentage of total operating revenue, cost of medical services increased
9.3% to 91.0% for the second quarter of 1996 from 81.7% for the second quarter of 1995. The increase in this percentage was principally due to the aforementioned reduction in revenue relating to certain of the Company's risk share arrangements, as well as an increase in medical costs of $2.3 million due to a revision of claims reserves reflecting recent experience in physician claims payment patterns. In general, the managed care industry has recently experienced an increase in medical costs. There can be no assurance that this recent trend in increasing medical costs will not continue in the future and, if it does, such trend could have a material adverse effect on the Company's operating results in the future.

	Medical network operating expenses increased 47.8% to $2.4 million for the second quarter of 1996 from $1.6 million for the second quarter of 1995. As a percentage of total operating revenue, medical network operating expenses increased 2.9% to 8.3% in the second quarter of 1996 from 5.4% in the second quarter of 1995. The Company is experiencing higher claims administration and medical management costs as it expands outside of its base Southern
California market. This is primarily related to different billing patterns of physicians in other regions of the country due to a greater percentage of primary care and specialty physicians being reimbursed on a fee-for-service versus capitated basis prior to achieving critical mass. Affiliated primary care and specialty physicians totaled 7,254 and 5,119 at June 30, 1996 and 1995, respectively. In addition, the Company is in the process of implementing new technologies in the areas of utilization management and claims administration with the goal of making these processes more efficient.
In the near term, however, these new technologies have caused additional costs to be incurred while these new technologies are phased into the Company's operations.

	General and administrative expenses increased 123% to $6.0 million for the second quarter of 1996 from $2.7 million in the second quarter of 1995. As a percentage of total operating revenue, general and administrative expenses increased 11.8% to 20.9% for the second quarter of 1996 from 9.1% for the second quarter of 1995. The increase in these expenses as a percentage of total operating revenue reflects higher costs relating to newly operational markets before economies of scale are achieved and additional investments in infrastructure to support the Company's future growth. Operational networks totaled 48 at June 30, 1996 compared with 19 at June 30, 1995. Until and if critical mass is achieved in these newly operational markets, such increases will result in an increase in overall general and administrative expenses as a percentage of revenue. In addition, general and administrative expenses also increased due to regulatory compliance and other costs associated with being a public company.

	Depreciation and amortization increased 9.6% to $591,000 for the second quarter of 1996 from $539,000 for the second quarter of 1995. The increase of these expenses was primarily due to additional depreciation related to recent equipment purchases.

	Network development expenses decreased 59.4% to $940,000 for the quarter ended June 30, 1996 from $2.3 million for the same quarter of 1995. The decreases in these expenses reflect the Company's emphasis on bringing previously developmental networks into operation. Networks in development decreased to 45 at June 30, 1996 compared with 73 at June 30, 1995.

	Net interest income was $267,000 for the second quarter of 1996 compared with net interest expense of $113,000 for the second quarter of 1995. The Company realized net interest income in the second quarter of 1996 primarily due to interest earned on the remaining net proceeds from its initial public offering.

Six Months Ended June 30, 1996 Compared with the Six Months Ended June 30, 1995

	Total operating revenue increased 8.8% to $59.2 million for the first six months of 1996 from $54.4 million for the first six months of 1995. The increase in total operating revenue reflected an increase in capitation revenue. Average covered lives increased 28,742, or 18.5%, to 184,064 in the first six months of 1996 compared with 155,322 in the corresponding period of 1995. Of this increase, 20,015 average covered lives, or 12.9%, were a result of increased enrollment in existing networks and acquired networks since acquisition, and 8,727 average covered lives, or 5.6%, were in acquired networks at the dates of acquisition.

	Offsetting this increase in total operating revenue was a change in reserves decreasing risk share revenue by $2.2 million. This decrease resulted from higher than expected hospital-based costs under certain of the Company's payor contracts. Because of the Company's recent experience with higher than expected hospital-based costs under certain payor contracts, the Company may record less risk share revenue in the future.

	Cost of medical services increased 13.5% to $49.0 million for the first six months of 1996 from $43.2 million for the first six months of 1995.  As a percentage of total operating revenue, cost of medical services increased
3.5% to 82.8% for the first six months of 1996 from 79.3% for the corresponding period of 1995.  The increase in this percentage was principally due to the aforementioned reduction in revenue relating to certain of the Company's risk share arrangements, as well as an increase in medical costs of $2.3 million due to a revision of claims reserves reflecting recent experience in physician claims payment patterns.  In general, the managed care industry recently has experienced an increase in medical costs.
There can be no assurance that this recent trend in increasing medical costs will not continue, and if it does, such trend could have a material adverse effect on the Company's operating results in the future.

	Medical network operating expenses increased 51.9% to $4.5 million for the six months ended June 30, 1996 from $3.0 million for the corresponding period of 1995. As a percentage of total operating revenue, medical network operating expenses increased 2.1% to 7.6% in the first six months of 1996 from 5.5% in the corresponding period of 1995. The Company is experiencing higher claims administration and medical management costs as it expands outside of its base Southern California market. This is primarily related to different billing patterns of physicians in other regions of the country due to a higher percentage of primary care and specialty physicians being reimbursed on a fee-for-service versus capitated basis prior to achieving critical mass. Affiliated primary care and specialty physicians totaled 7,254 and 5,119 at June 30, 1996 and 1995, respectively. In addition, the Company is in the process of implementing new technologies in the areas of utilization management and claims administration with the goal of making these processes more efficient. In the near term, however, these new technologies have caused additional costs to be incurred while these new technologies are phased into the Company's operations.

	General and administrative expenses increased 113% to $10.8 million for the first six months of 1996 from $5.1 million in the first six months of 1995.
As a percentage of total operating revenue, general and administrative expenses increased 8.9% to 18.2% for the six months ended June 30, 1996 from
9.3% for the corresponding period of 1995.  The increase in these expenses as a percentage of total operating revenue reflects higher costs relating to newly operational markets before economies of scale are achieved and additional investments in infrastructure to support the Company's future growth.
Operational networks totaled 48 at June 30, 1996 compared with 19 at June 30,
1995.  Until and if critical mass is achieved in these newly operational markets, such increases will result in an increase in overall general and administrative expenses as a percentage of revenue.  In addition, general and administrative expenses also increased due to regulatory compliance and other costs associated with being a public company.

	Depreciation and amortization increased 26.6% to $1.2 million for the six months of 1996 from $980,000 for the same period of 1995. The increase in these expenses was primarily due to additional depreciation related to recent equipment purchases.

	Network development expenses decreased 38.7% to $2.7 million for the first six months of 1996 from $4.4 million for the corresponding period of 1995.
The decrease in these expenses reflects the Company's emphasis on bringing previously developmental networks into operation. Networks in development decreased to 45 at June 30, 1996 compared with 73 at June 30, 1995.

	Net interest income was $601,000 for the six months of 1996 compared with net interest expense of $189,000 for the corresponding period of 1995. The Company realized net interest income in the first six months of 1996 primarily due to interest earned on the remaining net proceeds from its initial public offering.

Liquidity and Capital Resources

	The Company requires capital primarily to develop and acquire physician networks and to fund working capital. Capitation arrangements positively impact the Company's cash flow because the physician networks receive capitation revenue prior to incurring costs associated with services provided under payor agreements. Partially offsetting this, the Company's shared risk pool arrangements negatively impact cash flow due to the fact that settlements in connection with these arrangements are typically not collected until at least 150 days following the end of the period in which they are accrued. Since inception through the date the Company entered into the Bank Facility (as defined), the Company financed its operations primarily through internally generated funds.

	For the six months ended June 30, 1996, the Company used $4.3 million in its operating activities. The use of cash in operating activities resulted primarily from (i) a net loss of $8.0 million (including $2.7 million spent on network development activities), offset by $1.2 million of depreciation and amortization, (ii) a $1.1 million increase in accounts receivable and
(iii) a $330,000 increase in recoverable and deferred income taxes, offset by
(iv) a $3.2 million increase in accrued medical claims, (v) and a $551,000 increase in accounts payable and accrued expenses. For the first six months of 1996, the Company's investing activities included $1.9 million of cash used for equipment purchases and technology implementation costs and its financing activities included $736,000 of cash used for principal payments of notes payable.

	The Company has a two-year revolving line of credit bank facility (the "Bank
Facility"), with a maximum borrowing limit of  $15.0 million.   As of June
30, 1996, the Company had $12.1 million available under the Bank Facility
(represented by the total Bank Facility less a $2.9 million letter of credit securing a promissory note issued in connection with an acquisition).  In
July 1996, $850,000 was drawn against this letter of credit.  Interest is payable on borrowings under the Bank Facility at the bank's prime rate plus
0.25% per annum or, at the Company's option, LIBOR plus 2.50%.  Borrowings under the Bank Facility are secured by the Company's accounts receivable and certain equipment and, effective June 1996, are secured by an amount of qualifying investments equal to the borrowing limit plus interest.  The Bank
Facility contains certain restrictions on the Company's ability to engage in certain actions.

	At June 30, 1995 and from October 31, 1995 through December 31, 1995, the Company was in defaulted on its cash flow coverage ratio and obtained waivers from the Bank Facility lenders on August 21, 1995 and February 20, 1996,
respectively, extending to all periods through March 30, 1996.   Effective
March 31, 1996, the Bank Facility was amended to revise the definitions of cash flow and debt in the computation of the cash flow coverage and debt coverage ratios. Effective June 30, 1996, the Bank Facility was again amended, deleting the cash flow coverage and debt coverage ratio covenants. The Company is currently in full compliance with all covenants under the Bank Facility.

  	On September 29, 1995, the Company sold 3,600,000 shares of common stock for net proceeds of approximately $44.5 million. As of June 30, 1996, the Company had $24.7 million of cash and cash equivalents. During the month of July 1996, cash and cash equivalents were reduced by approximately $4.5 million, principally due to a reduction of accrued medical claims, the aforementioned draw on the letter of credit, and continued operating losses.
The Company is considering restructuring its operations to decrease its operating losses. At this time, a restructuring plan has not been finalized.


	On July 2, 1996, pursuant to discussions with the California Department of Corporations, the Company, through a wholly-owned subsidiary, filed an application for restricted licensure as a Knox-Keene health care service plan for its California operations. Pursuant to tangible net equity requirements under regulations governing the Company's license application, the Company will be required to maintain cash reserves, initially expected to be in the range of at least $7 million to $10 million. The restricted licensure, if granted, is expected to occur before the end of 1996.

	 Because of the Knox-Keene licensure cash reserve requirements (if such licensure is granted), continued operating losses and future capital equipment requirements and technology implementation costs, the Company believes that existing cash balances and amounts available under the Bank Facility may not be sufficient to finance its operations through the next twelve months. The Company's Board of Directors has granted approval for management to proceed with the selection of an investment advisor to explore strategic opportunities.

Information Regarding Forward-Looking Statements

	This Quarterly Report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
amended.  The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E.  All forward-looking statements involve risks and uncertainties.  Althought the
Company believes that its expectations are based upon resonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations.  Factors which could cause actual results to differ from expectations include, among other things, the difficulty in increasing and managing growth in covered lives, controlling and estimating health care costs, estimating revenue from shared-risk arrangements, as well as the possible negative effects of the health care regulatory environment and the effects of competition.  For other risk factors that may cause actual results to materially differ from expectations and underlying assumptions, refer to the Registration Statement on Form S-1 (including the section entitled "Risk
Factors") and periodic reports, including the Annual Report on Form 10-K for the year ended December 31, 1995, filed by the Company with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

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

	The Company is a defendant in a class action securities lawsuit entitled In re AHI Healthcare Systems, Inc. Securities Litigation filed in the United
States District Court for the Central District of California, Western
Division.  The plaintiffs initially filed three separate suits against the
Company, certain of its officers and directors and its securities underwriters on December 20, 1995.  Pursuant to an order of the Court, the plaintiffs filed a Consolidated Amended Class Action Complaint on February 26,
1996.  The suit asserts that the Company, among other things, artifically inflated the price of its common stock by misleading securities analysts and by failing to disclose in its initial public offering prospectus (the
"Prospectus") alleged difficulties with the acquisition of Lakewood Health
Plan, Inc. and with two of the Company's payor contracts with FHP, Inc. The plaintiffs seek unspecified damages on behalf of the stockholders who purchased the Company's common stock between September 28, 1995 and December
19, 1995.

	The Court certified a class of plaintiffs on April 29, 1996. On June 25, 1996, the Court certified two subclasses: one comprised of persons who purchased the Company's common stock on September 28, 1995 in the Company's initial public offering, and the second comprised of persons who purchased the Company's common stock in the Nasdaq Stock Market between September 29, 1995 and December 19, 1995. In addition, on April 11, 1996, the Company filed a Motion for Partial Summary Judgment seeking dismissal of all of the plaintiffs' claims based on alleged material misrepresentations or omissions in the Prospectus. This motion will not be heard until at least December 1996.

	The Company intends to vigorously defend this lawsuit.  The Company believes that it is adequately insured and does not expect that the outcome of this lawsuit will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security-Holders.

	At the Annual Meeting of Stockholders held on June 14, 1996, the stockholders of the Company as of April 26, 1996 voted to elect three directors to serve until the Annual Meeting of Stockholders to be held in 1999 and to ratify the selection of Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1996.

	Charles Klieman, M.D., Edward F. Thompson and Roy A. Wilkens, the sole nominees for election as directors, each received 13,636,313 votes in favor of election, with 27,290 votes withheld. 13,637,303 shares were voted in favor of the ratification of the selection of Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1996, with 11,500 votes against and 14,800 abstentions.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
		Exhibit No.   	Description
		10.2	         	Amendment to Imperial Loan Documents dated June 30, 1996 by
                 and among Imperial Bank, Banque Paribas and Registrant,
                 amending Loan Documents.

		27		           Financial Data Schedule.

(b)	Reports on Form 8-K
	   None.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						AHI HEALTHCARE SYSTEMS, INC.


Date:    August 13, 1996				/s/  LEONARDO A. BEREZOVSKY, M.D.
                      						Chairman of the Board and Chief Executive Officer
					                      	(Principal Executive Officer)


Date:    August 13, 1996				/s/  H.R. BRERETON BARLOW
                      						Chief Financial Officer and Senior Vice President
					                      	(Principal Financial Officer and
					                      	Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number               Description
10.2                 Amendment to Imperial Loan Documents dated June 30, 1996
                     by and among Imperial Bank, Banque Paribas and Registrant, amending Loan Documents.

27                   Financial Data Schedule