Form 10-Q
period 1996-09-30
AHI HEALTHCARE SYSTEMS INC
filed 1996-11-14
CIK 947119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

              14,523,041 SHARES OF COMMON STOCK, $0.01 PAR VALUE,
                             AS OF OCTOBER 31, 1996

                                    CONTENTS

                          AHI HEALTHCARE SYSTEMS, INC.



                                                                                                     Page #
                                                                                                     ------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of September 30, 1996 (Unaudited) and
                 December 31, 1995.                                                                   3

                 Consolidated Statements of Operations for the Third Quarter and
                 Nine Months ended September 30, 1996 and 1995 (Unaudited).                           4

                 Consolidated Statements of Cash Flows for the Nine Months ended
                 September 30, 1996 and 1995 (Unaudited).                                             5

                 Notes to Consolidated Financial Statements
                  (Unaudited)--September 30, 1996.                                                    7

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.                                                               8

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                                    16

Item 6.          Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                            17

Exhibit Index                                                                                         18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          AHI HEALTHCARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   September 30        December 31
                                                                        1996               1995
                                                                   ------------        -----------
                                                                    (Unaudited)
                                                 ASSETS

Current assets:
    Cash and cash equivalents                                      $ 17,176,000        $31,608,000
    Accounts receivable, net of allowances                           13,797,000         12,639,000
    Due from related parties                                            159,000            177,000
    Prepaid expenses                                                    558,000            880,000
    Recoverable and deferred income taxes                             2,294,000          1,908,000
Total current assets                                                 33,984,000         47,212,000

Equipment and property improvements, at cost                          9,881,000          6,906,000
Less:  accumulated depreciation and amortization                     (4,328,000)        (3,412,000)
                                                                   ------------        -----------
                                                                      5,553,000          3,494,000
Deposits and other assets                                               339,000            422,000
Goodwill and other intangible assets, net                            26,079,000         25,128,000
                                                                   ------------        -----------
Total assets                                                       $ 65,955,000        $76,256,000
                                                                   ============        ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued medical claims                                         $ 19,455,000        $15,442,000
    Accounts payable and accrued expenses                            14,051,000         11,526,000
    Notes payable, current portion                                    2,496,000          3,364,000
    Unsecured notes payable to stockholders                                   -            333,000
                                                                   ------------        -----------
Total current liabilities                                            36,002,000         30,665,000
Notes payable, less current portion                                   1,094,000          1,203,000
Contingencies
Stockholders' equity:
    8% Cumulative convertible voting preferred stock, $0.01 par
        value, 25,000,000 shares authorized, none issued                      -                  -
    Common stock, $0.01 par value, 75,000,000 shares authorized,
        14,523,000 shares issued and outstanding at September 30,
        and December 31, 1995                                           145,000            145,000
    Additional paid-in capital                                       47,753,000         47,753,000
    Accumulated deficit                                             (18,574,000)        (2,999,000)
    Unamortized deferred compensation expense                           (50,000)           (61,000)
    Due from stockholder                                               (415,000)          (450,000)
                                                                   ------------        -----------
                                                                     28,859,000         44,388,000
                                                                   ------------        -----------
Total liabilities and stockholders' equity                         $ 65,955,000        $76,256,000
                                                                   ============        ===========

                            See accompanying notes.

                          AHI HEALTHCARE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                        Third Quarter Ended             Nine Months Ended
                                           September 30                   September 30

                                     1996             1995             1996             1995
                                  -----------      -----------     ------------      -----------
Total operating revenue           $29,991,000      $29,866,000     $ 89,202,000      $84,307,000


Cost of medical services           28,351,000       22,967,000       77,388,000       66,158,000
                                  -----------      -----------     ------------      -----------
Gross margin                        1,640,000        6,899,000       11,814,000       18,149,000

Operating expenses:
    Medical network                 2,587,000        1,757,000        7,111,000        4,736,000
    General and administrative      5,610,000        3,056,000       16,389,000        8,122,000
    Depreciation and amortization     718,000          572,000        1,959,000        1,552,000
    Network development               579,000        2,089,000        3,259,000        6,460,000
                                  -----------      -----------     ------------      -----------
                                    9,494,000        7,474,000       28,718,000       20,870,000
                                  -----------      -----------     ------------      -----------
Loss from operations               (7,854,000)        (575,000)     (16,904,000)      (2,721,000)



Interest income                       267,000            4,000          955,000           50,000
Interest expense                      (36,000)        (199,000)        (123,000)        (434,000)
                                  -----------      -----------     ------------      -----------
Net interest income (expense)         231,000         (195,000)         832,000         (384,000)
                                  -----------      -----------     ------------      -----------

Loss before income tax benefit     (7,623,000)        (770,000)     (16,072,000)      (3,105,000)

Income tax benefit                          -                -          497,000        1,219,000
                                  -----------      -----------     ------------      -----------

Net loss                          $(7,623,000)     $  (770,000)    $(15,575,000)     $(1,886,000)
                                  ===========      ===========     ============      ===========

Net loss per share                $     (0.52)     $     (0.07)    $      (1.07)     $     (0.17)
                                  ===========      ===========     ============      ===========

Pro forma net loss                $(7,623,000)     $  (770,000)    $(15,575,000)     $(2,148,000)
                                  ===========      ===========     ============      ===========

Pro forma net loss per share      $      (0.5)     $     (0.07)    $      (1.07)     $     (0.20)
                                  ===========      ===========     ============      ===========

Weighted average shares
    outstanding                    14,523,000       10,923,000       14,523,000       10,909,000

                            See accompanying notes.

                          AHI HEALTHCARE SYSTEMS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Nine Months Ended
                                                                          September 30
                                                                     1996                1995
                                                                 ------------         -----------
OPERATING ACTIVITIES
    Net loss                                                     $(15,575,000)        $(1,886,000)
    Adjustments to reconcile net loss to net cash

      provided by (used in) operating activities:
        Depreciation and amortization                               1,959,000           1,552,000
        Amortization of deferred compensation expense and other        11,000               5,000

        Changes in operating assets and liabilities:
          Accounts receivable                                      (1,058,000)         (3,356,000)
          Due from related parties                                     18,000             (40,000)
          Prepaid expenses                                            322,000          (1,154,000)
          Recoverable and deferred income taxes                      (386,000)         (1,362,000)
          Deposits and other assets                                    83,000               1,000
          Accrued medical claims                                    3,163,000          (2,326,000)
          Accounts payable and accrued expenses                     1,608,000           3,664,000

          Income taxes payable                                             -             (810,000)
                                                                 ------------         -----------
Net cash used in operating activities                              (9,855,000)         (5,712,000)

INVESTING ACTIVITIES
    Purchases of equipment and property improvements               (2,975,000)         (1,722,000)
    Acquisitions of affiliates, net of cash acquired                       -           (2,764,000)
                                                                 ------------         -----------
Net cash used in investing activities                              (2,975,000)         (4,486,000)

FINANCING ACTIVITIES
   Cash received on note receivable from stockholder                   35,000                   -
   Proceeds from issuance of notes payable and Bank Facility

   Principal payments of notes payable                             (1,637,000)         (2,669,000)
   Issuance of common stock                                                 -               7,000
                                                                 ------------         -----------
Net cash provided by (used in) financing activities                (1,602,000)         10,298,000
                                                                 ------------         -----------

Increase (decrease) in cash and cash equivalents                  (14,432,000)            100,000

Cash and cash equivalents at beginning of period                   31,608,000             655,000
                                                                 ------------         -----------

Cash and cash equivalents at end of period                       $ 17,176,000         $   755,000
                                                                 ============         ===========

                          AHI HEALTHCARE SYSTEMS, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                       Nine Months Ended
                                                                          September 30
                                                                    1996                1995
                                                                  ----------         -----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
        Stockholder note receivable issued in connection with
            stock issuance                                        $        -         $   450,000

DETAILS OF BUSINESSES ACQUIRED IN PURCHASE TRANSACTIONS:
    Fair value of assets acquired                                 $2,053,000         $17,196,000
    Less:
        Issuance of promissory notes                                 327,000              70,000
        Other liabilities assumed                                  1,726,000          13,413,000
                                                                  ----------         -----------
    Cash paid for acquisitions                                             -          (3,713,000)
    Cash of acquired businesses                                            -             949,000
                                                                  ----------         -----------
    Net cash paid                                                 $        -         $(2,764,000)
                                                                  ==========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                 $  123,000         $   434,000
    Income taxes paid                                                166,000             953,000


                            See accompanying notes.

                          AHI HEALTHCARE SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of AHI Healthcare Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated. Operating results for the third quarter and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.    INCOME TAXES

         The Company and all of its affiliated physician networks ("Affiliates") (except Health Services Alliance of Northern California, Inc., formerly known as Camino Real Medical Group, Inc., which is a C-corporation) operated as Subchapter S corporations through December 31, 1993. Effective January 1, 1994, the Company elected to operate as a C-corporation, while its Affiliates continued to elect S-corporation status through December 31, 1994. Effective January 1, 1995, all except two of the Affiliates, and effective January 1, 1996, all except one of the Affiliates, elected C-corporation status.

3.  CONTINGENCIES

         The Company and its Affiliates are subject to certain legal actions arising in the ordinary course of business, generally related to professional liability, employment-related issues and other business-related claims. In the opinion of management, such actions are either adequately insured or will not have a material adverse effect on the Company's financial position or results of operations.

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

4.  SUBSEQUENT EVENT

         On November 8, 1996, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with FPA Medical Management, Inc. ("FPA") of San Diego, California. Under the terms of the Merger Agreement, which has been approved by the Board of Directors of each company, each outstanding share of the Company's common stock would be exchanged for $8.75 worth of shares of FPA's common stock, subject to adjustment in the event that the average value of FPA's common stock during a defined period immediately prior to the merger is less than $14.38 or equal to or greater than $22.38 per share. Based on the closing price of FPA's common stock on November 8, 1996, FPA expects to issue approximately 6.1 million shares of its common stock for 100% of the outstanding common stock of the Company. The transaction will be accounted for as a pooling-of-interests. The merger is subject to regulatory and stockholder approvals and certain conditions precedent and is expected to be completed in early 1997. However, because of these conditions precedent, there can be no assurance in this regard. FPA is a national healthcare management service organization that organizes and manages primary care physician networks to contract with health maintenance organizations and other prepaid health insurance plans to provide physician and related healthcare services.

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

         For the nine months ended September 30, 1996, approximately 97% of the Company's total operating revenue related to contracts under which the Company's physician networks received a capitation payment for each covered life in exchange for the responsibility for the provision of specific medical services to assigned enrollees and bonuses under shared risk pools. Payors are increasingly overseeing the provision of and the prices charged for medical services with the goal of reducing costs and lowering reimbursement. The Company's success therefore depends in large part on the effective management of health care costs, including controlling utilization of specialty care physicians, other ancillary providers, inpatient services and services from third-party providers at competitive prices. Any adjustment downward in capitation payments or shared risk pools caused by the increasing efforts by payors to reduce their costs could have a material adverse effect on the Company's operating results.

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

         The Company has also entered into new markets by acquiring existing physician networks. In such acquisitions, the Company or an affiliate has principally purchased the physician and payor contracts that the network holds; it generally does not purchase the assets or the practices of the independent physicians who contract with the network. These contracts represent significantly all of the assets of the physician network and, accordingly, result in the recording of goodwill on the Company's balance sheet. In addition to the consideration paid in the acquisition, all direct costs associated with these acquisitions are capitalized. In August 1994, the Company acquired Camino Real Medical Group (which has been renamed Health Service Alliance of Northern California) in Northern California (which had approximately 28,000 prepaid covered lives at the date of acquisition) and in February 1995, the Company acquired The Healthcare Partnership in Houston, Texas (which had approximately 40,600 prepaid covered lives at the date of acquisition). In March 1996, the Company acquired Private Physician Group at Stanford in Northern California (which had approximately 2,900 prepaid covered lives at the date of acquisition). Although the Company continues to pursue acquisitions and other opportunities, there can be no assurance that the Company will be able to capitalize successfully on such opportunities or that such opportunities will be available to the Company in the future.

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

         The Company's operating results are subject to quarter-to-quarter fluctuations. Quarterly results may be affected by the timing and amount of costs associated with the Company's development and acquisition of physician networks (as discussed above), by adverse trends in professional and hospital-based medical costs, and by other operational or external factors, including the movement of enrollees, particularly during periods of open enrollment for HMOs. Quarterly results may be affected by significant differences between actual and estimated amounts receivable or payable related to payor shared risk pool arrangements and provider "incurred but not reported" claims ("IBNR"), which are adjusted periodically as settlements are made in the case of shared risk pools or as actual claims are paid in the case of IBNR.
The Company has noted a recent industry trend of increasing health care costs, particularly in fee-for-service arrangements and hospital-based medical costs. The Company has also made acquisitions of underperforming companies with significantly higher costs of medical services as a percentage of revenue, and there can be no assurance that the Company's acquisitions, including future acquisitions, will not adversely affect the Company's results of operations or cause significant quarterly fluctuations and/or adjustments.

           Quarterly results have in the past been subject to fluctuations and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period. The Company expects to report a net loss through at least the fourth quarter of 1996.

           On July 2, 1996, pursuant to discussions with the California Department of Corporations ("DOC"), the regulatory body for managed care plans in the State of California, the Company, through a wholly-owned subsidiary, filed an application for restricted licensure as a Knox-Keene health care service plan for its California operations. The restricted license, if granted, would allow for the direct receipt of capitation payments for hospital and medical professional services, but would not allow the marketing of a health care service plan to employers and subscribers. The Company may be required to restructure its California business operations (which, if such license is not granted, could result in a reduction of revenue) and/or incur additional administrative costs in the future to meet applicable regulatory requirements, including the tangible net equity requirements pursuant to DOC regulations, which could restrict the Company's ability to transfer funds and pay dividends. Although the Company does not expect the licensure process to have a material impact on its operations, there can be no assurance that the DOC will not impose requirements adverse to the Company's business.

OTHER OPERATING DATA

         The following table sets forth certain operating data as of September 30, 1996 and 1995.

                                                                    September 30
                                                              1996                 1995
                                                             -------              -------
        Affiliated physicians:
            Primary care                                       2,445                1,571
            Specialists                                        5,811                3,149
                                                             -------              -------
                Total                                          8,256                4,720
                                                             =======              =======

        Number of physician networks:
            Operational                                           50                   24
            In development                                        44                   68
                                                             -------              -------
                Total                                             94                   92
                                                             =======              =======

        Number of payor contracts                                250                  187

        Prepaid covered lives by product type:
            Commercial                                       160,849              146,797
            Senior                                            20,840               23,523
            Medicaid                                          18,997                6,858
                                                             -------              -------
                Total                                        200,686              177,178
                                                             =======              =======
        Prepaid covered lives by region:
            California                                       121,623              131,359
            Texas                                             72,556               45,819
            Southeast                                          6,507                  -
                                                             -------              -------
                Total                                        200,686              177,178
                                                             =======              =======

RESULTS OF OPERATIONS

         The following table sets forth consolidated statements of operations data expressed as a percentage of total operating revenue for the third quarter and nine months ended September 30, 1996 and 1995.

                                                Quarter Ended                  Nine Months Ended
                                                 September 30                     September 30
                                            1996             1995              1996             1995
                                           ------           ------            ------           ------
                                                        (% of total operating revenue)
Total operating revenue                     100.0            100.0             100.0            100.0

Cost of medical services                     94.5             76.9              86.8             78.5
                                           ------           ------            ------           ------
Gross margin                                  5.5             23.1              13.2             21.5


Operating expenses:
  Medical network                             8.6              5.9               8.0              5.6
  General and administrative                 18.7             10.2              18.4              9.6
  Depreciation and amortization               2.4              1.9               2.2              1.8
  Network development                         2.0              7.0               3.6              7.7
                                           ------           ------            ------           ------
                                             31.7             25.0              32.2             24.7
                                           ------           ------            ------           ------
Loss from operations                        (26.2)            (1.9)            (19.0)            (3.2)

Interest income                               0.9              0.0               1.1              0.0
Interest expense                             (0.1)            (0.7)             (0.1)            (0.5)
                                           ------           ------            ------           ------
Net interest income (expense)                 0.8             (0.7)              1.0             (0.5)
                                           ------           ------            ------           ------
Loss before income taxes                    (25.4)            (2.6)            (18.0)            (3.7)

Income tax benefit                            0.0              0.0               0.5              1.5
                                           ------           ------            ------           ------
Net loss                                    (25.4)            (2.6)            (17.5)            (2.2)
                                           ======           ======            ======           ======
Pro forma net loss (1)                      (25.4)            (2.6)            (17.5)            (2.5)
                                           ======           ======            ======           ======

___________
(1) Pro forma net loss has been determined assuming the Company and its affiliated physician networks had been taxed as C-corporations for all periods presented.

THIRD QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1995

         Total operating revenue increased 0.4% to $30.0 million for the third quarter of 1996 from $29.9 million for the third quarter of 1995. Revenues under the Company's capitated arrangements increased due to an 8.5% increase in the average number of covered lives. Average covered lives increased 15,042 to 191,666 for the third quarter of 1996 from 176,624 for the third quarter of 1995. Of this increase, 12,102 average covered lives, or 6.8%, were a result of increased enrollment in existing networks and acquired networks since acquisition, and 2,940 average covered lives, or 1.7%, were in an acquired network at the date of acquisition. Total covered lives at September 30, 1996 increased 13.3% to 200,686 from 177,178 at September 30, 1995. This increase in capitation revenue was offset by a reduction in risk share revenue due to higher than expected hospital-based costs under certain of the Company's payor contracts. Because of the Company's recent experience with higher than expected hospital-based costs under certain payor contracts, the Company recorded less risk share revenue in the third quarter of 1996 compared with the same period of 1995 and may record less revenue under shared risk arrangements in the future.

         Cost of medical services increased 23.4% to $28.4 million for the third quarter of 1996 from $23.0 million for the third quarter of 1995. As a percentage of total operating revenue, cost of medical services increased 17.6% to 94.5% for the third quarter of 1996 from 76.9% for the third quarter of 1995. The increase in this percentage was principally due to the aforementioned reduction in revenue relating to certain of the Company's risk share arrangements, as well as an increase in medical costs of approximately $3 million due to a revision of claims reserves reflecting continuing recent experience in physician claims payment patterns. The Company, and, in general, the managed care industry has recently experienced an increase in medical costs. There can be no assurance that this recent trend in increasing medical costs will not continue in the future and, if it does, such trend could have a material adverse effect on the Company's operating results in the future.

         Medical network operating expenses increased 47.2% to $2.6 million for the third quarter of 1996 from $1.8 million for the third quarter of 1995. As a percentage of total operating revenue, medical network operating expenses increased 2.7% to 8.6% in the third quarter of 1996 from 5.9% in the third quarter of 1995. The Company is experiencing higher claims administration and medical management costs as it expands outside of its base Southern California market. This is primarily related to different billing patterns of physicians in other regions of the country due to a greater percentage of primary care and specialty physicians being reimbursed on a fee-for-service versus capitated basis prior to achieving critical mass. Affiliated primary care and specialty physicians totaled 8,256 and 4,720 at September 30, 1996 and 1995, respectively. In addition, the increase in these percentages also was the result of higher costs associated with increased claims payment volumes during
the third quarter of 1996 compared to the same quarter of 1995.   The Company
is also continuing the process of implementing new technologies in the areas of utilization management and claims administration with the goal of making these processes more efficient. In the near term, however, these new technologies have caused additional costs to be incurred while these new technologies are
phased into the Company's operations.   There can be no assurance that the
Company's investment in new technologies will result in future operating efficiencies.

         General and administrative expenses increased 83.6% to $5.6 million for the third quarter of 1996 from $3.1 million in the third quarter of 1995. As a percentage of total operating revenue, general and administrative expenses increased 8.5% to 18.7% for the third quarter of 1996 from 10.2% for the third quarter of 1995. The increase in these expenses as a percentage of total operating revenue reflects higher costs relating to newly operational markets before economies of scale are achieved and additional investments in infrastructure in anticipation of the Company's future growth. Operational networks totaled 50 at September 30, 1996 compared with 24 at September 30, 1995. Until and if critical mass is achieved in these newly operational markets, such increases will result in an increase in overall general and administrative expenses as a percentage of revenue. In addition, general and administrative expenses also increased due to regulatory compliance and other costs associated with being a public company.

         Depreciation and amortization increased 25.5% to $718,000 for the third quarter of 1996 from $572,000 for the third quarter of 1995. The increase in these expenses was primarily due to additional depreciation related to recent equipment purchases and amortization of technology installation costs.

         Network development expenses decreased 72.3% to $579,000 for the quarter ended September 30, 1996 from $2.1 million for the same quarter of 1995. The decreases in these expenses reflect the Company's emphasis on bringing previously developmental networks into operation. Networks in development decreased to 44 at September 30, 1996 compared to 68 at September 30, 1995.

         Net interest income was $231,000 for the third quarter of 1996 compared with net interest expense of $195,000 for the third quarter of 1995. The Company realized net interest income in the third quarter of 1996 primarily due to interest earned on the remaining net proceeds from its initial public offering.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Total operating revenue increased 5.8% to $89.2 million for the first nine months of 1996 from $84.3 million for the first nine months of 1995. The increase in total operating revenue was primarily due to an increase in capitation revenue. Average covered lives increased 24,625, or 15.2%, to 186,545 in the first nine months of 1996 compared to 161,920 in the corresponding period of 1995. Of this increase, 17,828 average covered lives, or 11.0%, were a result of increased enrollment in existing networks and acquired networks since acquisition, and 6,797 average covered lives, or 4.2%, were in acquired networks at the dates of acquisition. This increase in capitation revenue was offset by a reduction in risk share revenue of approximately $2 million due to higher than expected hospital-based costs under certain of the Company's payor contracts. Because of the Company's recent experience with higher than expected hospital-based costs under certain payor contracts, the Company recorded less risk share revenue in the first nine months of 1996 compared to the corresponding period of 1995 and may record less revenue under shared risk arrangements in the future.

         Cost of medical services increased 17.0% to $77.4 million for the first nine months of 1996 from $66.2 million for the first nine months of 1995. As a percentage of total operating revenue, cost of medical services increased 8.3% to 86.8% for the first nine months of 1996 from 78.5% for the corresponding period of 1995. The increase in this percentage was principally due to the aforementioned reduction in revenue relating to certain of the Company's risk share arrangements, as well as an increase in medical costs of $3 million due to revisions of claims reserves reflecting recent experience in physician claims payment patterns. The Company, and, in general, the managed care industry recently has experienced an increase in medical costs. There can be no assurance that this recent trend in increasing medical costs will not continue, and if it does, such trend could have a material adverse effect on the Company's operating results in the future.

         Medical network operating expenses increased 50.1% to $7.1 million for the nine months ended September 30, 1996 from $4.7 million for the corresponding period of 1995. As a percentage of total operating revenue, medical network operating expenses increased 2.4% to 8.0% in the first nine months of 1996 from 5.6% in the corresponding period of 1995. The Company is experiencing higher claims administration and medical management costs as it expands outside of its base Southern California market. This is primarily related to different billing patterns of physicians in other regions of the country due to a higher percentage of primary care and specialty physicians being reimbursed on a fee-for- service versus capitated basis prior to achieving critical mass. Affiliated primary care and specialty physicians totaled 8,256 and 4,720 at September 30, 1996 and 1995, respectively. In addition, the Company is continuing the process of implementing new technologies in the areas of utilization management and claims administration with the goal of making these processes more efficient. In the near term, however, these new technologies have caused additional costs to be incurred while these new technologies are phased into the Company's operations. There can be no assurance that the Company's investment in new technologies will result in future operating efficiencies.

         General and administrative expenses increased 102% to $16.4 million for the first nine months of 1996 from $8.1 million in the first nine months of 1995. As a percentage of total operating revenue, general and administrative expenses increased 8.8% to 18.4% for the nine months ended September 30, 1996 from 9.6% for the corresponding period of 1995. The increase in these expenses as a percentage of total operating revenue reflects higher costs relating to newly operational markets before economies of scale are achieved and additional investments in infrastructure in anticipation of the Company's future growth. Operational networks totaled 50 at September 30, 1996 compared to 24 at September 30, 1995. Until and if critical mass is achieved in these newly operational markets, such increases will result in an increase in overall general and administrative expenses as a percentage of revenue. In addition, general and administrative expenses also increased due to regulatory compliance and other costs associated with being a public company.

         Depreciation and amortization increased 26.2% to $2.0 million for the nine months of 1996 from $1.6 million for the same period of 1995. The increase in these expenses was primarily due to additional depreciation related to recent equipment purchases.

         Network development expenses decreased 49.6% to $3.3 million for the first nine months of 1996 from $6.5 million for the corresponding period of 1995. The decrease in these expenses reflects the Company's emphasis on bringing previously developmental networks into operation. Networks in development decreased to 44 at September 30, 1996 compared to 68 at September 30, 1995.

         Net interest income was $832,000 for the first nine months of 1996 compared with net interest expense of $384,000 for the corresponding period of 1995. The Company realized net interest income in the first nine months of 1996 primarily due to interest earned on the remaining net proceeds from its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily to develop and acquire physician networks and to fund working capital. Capitation arrangements positively impact the Company's cash flow because the physician networks receive capitation revenue prior to incurring costs associated with services provided under payor agreements. Partially offsetting this, the Company's shared risk pool arrangements negatively impact cash flow due to the fact that settlements in connection with these arrangements are typically not collected until at least 150 days following the end of the period in which they were accrued. Since inception through the date the Company entered into the Bank Facility (as defined), the Company financed its operations primarily through internally generated funds.

         For the nine months ended September 30, 1996, the Company used $9.9 million in its operating activities. The use of cash in operating activities resulted primarily from (i) a net loss of $15.6 million, offset by $2.0 million of depreciation and amortization, (ii) a $1.1 million increase in accounts receivable and (iii) a $386,000 increase in recoverable and deferred income taxes, offset by (iv) a $1.8 million increase in accrued medical claims, (v) a $1.6 million increase in accounts payable and accrued expenses, and (vi) a $423,000 decrease in prepaid expenses and other assets. For the first nine months of 1996, the Company's investing activities included $3.0 million of cash used for equipment purchases and technology implementation costs and its financing activities included $1.6 million of cash used for principal payments of notes payable.

         The Company has a two-year revolving line of credit bank facility (the
"Bank Facility"), with a maximum borrowing limit of  $15.0 million.   As of
September 30, 1996, the Company had $13.0 million available under the Bank Facility (represented by the total Bank Facility less a $2.0 million letter of credit securing a promissory note issued in connection with an acquisition). Interest is payable on borrowings under the Bank Facility at the bank's prime rate plus 0.25% per annum or, at the Company's option, LIBOR plus 2.50%. Borrowings under the Bank Facility are secured by the Company's accounts receivable and certain equipment and, effective June 1996, are secured by an amount of qualifying investments equal to the borrowing limit plus interest. The Bank Facility contains certain restrictions on the Company's ability to engage in certain actions.

         At September 30, 1995 and from October 31, 1995 through December 31, 1995, the Company was in default on its cash flow coverage ratio and obtained waivers from the Bank Facility lenders on August 21, 1995 and February 20, 1996, respectively, extending to all periods through March 30, 1996.
Effective March 31, 1996, the Bank Facility was amended to revise the definitions of cash flow and debt in the computation of the cash flow coverage and debt coverage ratios. Effective June 30, 1996, the Bank Facility was again amended, deleting the cash flow coverage and debt coverage ratio covenants. As of October 31, 1996, the Company borrowed $3.8 million under the Bank Facility to fund the aforementioned $2.0 million note payment for an acquisition and to fund cash used by the Company's operating and investing activities.

         On July 2, 1996, pursuant to discussions with the California Department of Corporations, the Company, through a wholly-owned subsidiary, filed an application for restricted licensure as a Knox-Keene health care service plan for its California operations. Pursuant to tangible net equity requirements under regulations governing the Company's license application, the Company will be required to maintain cash reserves, initially expected to be at least $6 million. The restricted licensure, if granted, is expected in early 1997.

         Because of the Knox-Keene licensure cash reserve requirements (if such license is granted), continued cash flow used in its operating activities and future capital equipment requirements and technology implementation costs, the Company believes that existing cash balances and amounts available under the Bank Facility will not be sufficient to finance its operations through the next twelve months. If the Company is unable to consummate its planned merger with FPA (see Note 4 to the Unaudited Condensed Financial Statements) or is unable to decrease its operating losses, the Company may find it necessary to dispose of certain assets or undertake other actions as may be deemed appropriate.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                 Exhibit No.      Description
                 -----------      -----------
                 10.3             First Amendment to Employment Agreement dated as of August 2, 1996 between the Company and H.R. Brereton Barlow

                 27               Financial Data Schedule.

(b)      Reports on Form 8-K
                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AHI HEALTHCARE SYSTEMS, INC.


Date:    November 13, 1996             /s/  LEONARDO A. BEREZOVSKY, M.D.
                                       ------------------------------------
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


Date:    November 13, 1996             /s/  H.R. BRERETON BARLOW
                                       -----------------------------------
                                       Chief Financial Officer and
                                       Senior Vice President
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                               DESCRIPTION
  ------                               -----------
   10.3      First Amendment to Employment Agreement dated as of August 2, 1996 between the Company and H.R. Brereton Barlow

    27       Financial Data Schedule